Form 10-K
period 2003-12-31
LEHMAN ABS CORP ALTRIA DEB BACKED SERIES 2003 8
filed 2004-03-29
CIK 1224633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




     (Mark One)

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the fiscal year ended December 31, 2003

                                       or

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

                     Commission File Number:         001-31660


                            Lehman ABS Corporation,
                                 on behalf of:
          Corporate Backed Trust Certificates, Altria Debenture-Backed
                              Series 2003-8 Trust
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3447441
---------------------------------         ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

   745 Seventh Avenue, New York, New York                  10019
   ---------------------------------------               ----------
   Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                    Name of Registered Exchange
--------------                                    ---------------------------
Corporate Backed Trust Certificates, Altria    New York Stock Exchange ("NYSE")
   Debenture-Backed Series 2003-8

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.

Yes /X/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /     No /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

     The registrant has no voting stock or class of common stock that is held by non-affiliates.



                      DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                               Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the Corporate Backed Trust Certificates, Altria Debenture-Backed Series 2003-8 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement") dated as of March 27, 2003 in respect of the Trust. The Trust's assets consist solely of debentures issued by Philip Morris Companies Inc., predecessor to Altria Group, Inc. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

Altria Group, Inc., successor to Philip Morris Companies Inc., the issuer of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on the issuer of the underlying securities, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Altria Group, Inc.'s Exchange Act file number, 001-08940. Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Altria Group, Inc. may be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer of the underlying securities or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                     PART I

Item 1.  Business.
          Not Applicable

Item 2.  Properties.
          Not Applicable

Item 3.  Legal Proceedings.
          None

Item 4.  Submission of Matters To A Vote of Security Holders.
          None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
          Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
          Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
          None

Item 9A. Controls and Procedures.
         Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         Not Applicable

Item 11. Executive Compensation.
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management. Not Applicable

Item 13. Certain Relationships and Related Transactions.
         None

Item 14. Principal Accounting Fees and Services.
         Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

     (a)  The following documents have been filed as part of this report.

          1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2003 through and including December 31, 2003 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed in Item 15(b) below.

          2.   None

          3.   Exhibits:

               99.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C.
               Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (b) The following reports on Form 8-K were filed during the period covered by this report:

-------------------------------------------------------------------------------
             Trust Description                Distribution Date     Filed on
-------------------------------------------------------------------------------
Corporate Backed Trust Certificates, Altria      07/15/2003        08/06/2003
Debenture-Backed Series 2003-8 Trust
-------------------------------------------------------------------------------

          (c)  See Item 15(a) above.

          (d)  Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lehman ABS Corporation, as Depositor for the
                                   Trust (the "Registrant")



Dated:  March 29, 2004             By:    /s/ PAUL MITROKOSTAS
                                     ---------------------------------------
                                          Name: Paul Mitrokostas
                                          Title:   Senior Vice President

                                 EXHIBIT INDEX

-------------------------------------------------------------------------------
  Reference                                                    Exhibit Number
  Number per              Description of Exhibits            in this Form 10-K
 Item 601 of
Regulation SK
-------------------------------------------------------------------------------
                Certification by Senior Vice President
    (99.1)      of the Registrant pursuant to 15 U.S.C.               99.1
                Section 7241, as adopted pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------
                Annual Compliance Report by Trustee pursuant
    (99.2)      to 15 U.S.C. Section 7241, as adopted                 99.2
                pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002.
-------------------------------------------------------------------------------